Form 10-Q
period 2012-03-31
iVoiceIdeas, Inc.
filed 2012-05-10
CIK 1536521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-178471

iVoiceIdeas, Inc.
(Exact name of registrant as specified in its charter)

Nevada	14-2001515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Arboretum Great Hills 9600 Great Hills Trail Austin, TX 78759
(Address of principal executive offices)
(512) 637-1330
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2012 there were 22,092,500 shares of the issuer’s common stock, par value $0.0001, outstanding.

IVOICEIDEAS, INC.

FORM 10Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

2

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

iVoiceIdeas, Inc.

(A Development Stage Company)

Balance Sheets

For the Three Months ending March 31, 2012 and

For the Year Ending December 31, 2011

(unaudited)

	3 Months	Year
	Ending	ending
	March 31,	December 31,
	2012	2011
Assets
Current Assets
Cash	3,788	31,104

Total Current Assets	3,788	31,104

Other Assets
Intangible Property	97,000	90,500
Less Accumulated Amortization	(14,000)	(7,000)

Total Other Assets	83,000	83,500

Total Assets	86,788	114,604

Liabilities and Stockholders' Equity

Liabilities
Accounts Payable	11,055	-
Total Liabilities	11,055	-

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 5,000,000 and 5,000,000 issued and outstanding at 03/31/12 and 12/31/11, respectively.	500	500

Common Stock, $0.0001 par value, 190,000,000 shares authorized, 17,362,500 and 17,362,500 issued and outstanding at 03/31/12 and 12/31/11, respectively.	1,736	1,736

Additional Paid-In Capital	267,889	267,889

Deficit accumulated during the development stage	(194,392)	(155,521)

Total Stockholders' Equity	75,733	114,604

Total Liabilities and Stockholders' Equity	86,788	114,604

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Operations

For the Three Months Ending March 31, 2012 and 2011 and

and the Period from April 3, 2002 (Inception) to March 31, 2012

(unaudited)

			April 3, 2002
			(Inception)
			to
	3 Months Ending March 31,		March 31,
	2012	2011	2012

Revenue			11,000

Total Revenue	-	-	11,000

Operating Expense
Design and Development	-	-	5,632
General and Administrative	38,871	3,989	189,762
Total Operating Expense	38,871	3,989	195,394

Operating Income (Loss)	(38,871)	(3,989)	(184,394)

Operating Income (Loss) before tax provision (Benefit)	(38,871)	(3,989)	(184,394)
Tax Provision (Benefit)	-	-

Net Operating Loss	(38,871)	(3,989)	(184,394)

Other Comprehensive Income
Interest Income			2
Loss on Option			(10,000)
Total Comprehensive Income (Loss)	-	-	(9,998)

Net Loss	(38,871)	(3,989)	(194,392)

Net Loss per Common Share (Basic)	(0.003)	0.000	(0.016)

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Three Months Ending March 31, 2012 and 2011 and

and the Period from April 3, 2002 (Inception) to March 31, 2012

(unaudited)

			April 3, 2002
			(Inception)
			to
	3 Months Ending March 31,		March 31,
	2012	2011	2012

Cash Flows From Operating Activities
Net income (loss) from operations	(38,871)	(2,189)	(166,892)
Net gain (loss)	(38,871)	(2,189)	(166,892)
Accounts Payable	11,055		11,055
Net cash used by operating activities	(27,816)	(2,189)	(155,837)

Cash Flows From Investing Activities
Loss on Investment Option			(10,000)
Capitalized intangible property	(6,500)	(12,750)	(89,875)
Accumulated Amortization	7,000		14,000
Net cash provided (used) by investing activities	500	(12,750)	(85,875)

Cash Flows From Financing Activities
Common Stock Repurchase			(210,000)
Net proceeds from stock issuance for IP acquisition	-	-	500
Net proceeds from sale of common stock		(210,000)	230,000
Net Proceeds from sale of Series A Preferred Stock		225,000	225,000
Net cash provided from financing activities	-	15,000	245,500

Net increase (decrease) in cash	(27,316)	61	3,788
Cash, beginning of period	31,104	44,922	-
Cash, end of period	3,788	44,983	3,788

Supplemental Disclosures

Income taxes paid	-	-	-
Cash interest paid	-	-	-

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity

For the Period of April 3, 2002 (Inception) through March 31, 2012

(unaudited)

	Series A Preferred		Common Stock		Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Paid-In Capital	Development Stage	Total

Net Loss						(9,578)	(9,578)

Common Stock Issued in Consideration for Acquisition on 06/15/09 ($0.0001 per share)			5,000,000	500			500

Sale of Common Stock 12/01/09 ($0.01 per share)			10,000,000	1,000	99,000		100,000

Additional Paid in Capital					3,900		3,900

Balance at 12/31/09	-	-	15,000,000	1,500	102,900	(9,578)	94,822

Net Income						(38,600)	(38,600)

Additional Paid in Capital					7,200		7,200

Issuance of Common Stock on 12/08/10 and 12/22/10 for Consideration ($0.05per share)			142,500	15	7,110		7,125

Sale of Common Stock on 12/28/10 ($0.02 per share)			1,000,000	100	19,900		20,000

Balance at 12/31/10	-	-	16,142,500	1,615	137,110	(48,178)	90,547

Net Income						(107,343)	(107,343)

Sale of Series A Preferred Stock on 01/16/11 ($0.045 per share)	5,000,000	500			224,500		225,000

Common stock repurchase on 01/28/11 ($0.21 per share)			(1,000,000)	(100)	(209,900)		(210,000)

Stock-based compensation on 06/15/11 for services rendered ($0.05 per share)			20,000	1	999		1,000

Sale of common stock on 08/10/11 ($0.05 per share)			600,000	60	29,940		30,000

Sale of common stock on 10/11/11 ($0.05 per share)			800,000	80	39,920		40,000

Sale of common Stock on 12/6/11 ($0.05 per share)			800,000	80	39,920		40,000

Additional paid in capital					5,400		5,400

Balance at 12/31/11	5,000,000	500	17,362,500	1,736	267,889	(155,521)	114,604

Net Income						(38,871)	(38,871)

Balance at 03/31/12	5,000,000	500	17,362,500	1,736	267,889	(194,392)	75,733

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

Note 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

iVoiceIdeas, formerly Ernest Einstein, Inc.; (the “Company”), a Nevada Corporation, was incorporated on April 3, 2002. The Company, a development stage entity, is headquartered in Austin, Texas at Arboretum Great Hills, 9600 Great Hills Trail, Austin, TX 78759. The company currently operates “iVoiceIdeas.com”. On June 15, 2009, the company acquired the rights to the ideas, designs, and intellectual property related to “iVoiceIdeas.com”. iVoiceIdeas.com is an emerging social network focused on improving the ways people develop and communicate new ideas and solutions to problems. We have developed new ways for people to initiate and develop ideas and to collaboratively solve problems using our social network internet site and software. Our collaborative idea site also serves as a social media site for users seeking social connections centered on ideas, policy, and problems. The Company’s fiscal year end is December 31.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. We have not generated significant income to date. Our BETA version of the website was released October 1, 2011. The Company has incurred losses since inception of $194,392. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern as noted by our independent auditor in its opinion letter. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to raise capital and generate revenue and profits in the future.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis. The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities,” which was previously Statement of Financial Accounting Standards (“SFAS”) Number 7. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for annual financial information and with the instructions per regulation S-X. Accordingly, financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with other pertinent information contained in our Form S-1 the Company has filed with the Securities and Exchange Commission.

Use of Estimates. The preparation of the Company’s financial statements in accordance with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from management’s estimates.

Unaudited Financial Information. The accompanying financial statements, for the periods ended March 31, 2012, 2011, and from inception to March 31, 2012 are unaudited and reviewed. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods ending March 31, 2012, 2011 and from inception to March 31, 2012. The financial data and other information disclosed in these notes to the financial statements related to the interim periods ending March 31, 2012, 2011 and from inception to March 12, 2012 are unaudited and reviewed. The results of the interim period ending March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or for any other future year.

Concentrations of Credit Risk. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with FDIC insured financial institutions in the United States, which management assesses to be of high quality in order to limit exposure of each investment. As of March 31, 2012 and 2011, all of the Company’s cash has been invested in depository accounts. Credit risk with respect to accounts receivable is as of March 31, 2012, minimal. No funds are due the Company as of the interim period ended March 31, 2012.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid short-term instruments with original maturities of three months or less at the time of purchase. As of March 31, 2012 and 2011, cash equivalents consisted of depository accounts.

Dividends. The Company, for the interim period ended March 31, 2012 has not adopted any policy regarding the payment of dividends. No dividends have been paid during the periods shown and none are contemplated in the near future.

Earnings per Share. Earnings per share are calculated by dividing the net income available to shareholders by the weighted average of outstanding number of common shares (basic computation). FASB 128, paragraph 16 states, “no potential common shares shall be included in the computation of any diluted per share amount when a loss from continuing operations exists, even if the entity reports net income.” Per FASB 128, no preferred stock was used to dilute the earnings per share. Since the company experienced a loss, the weighted average of the number of common shares outstanding at the end of each period was used to calculate earnings per share.

Deferred Offering Costs. Deferred offering costs consist primarily of direct incremental accounting fees related to the Company’s proposed initial public offering of its common stock. Upon completion of the initial public offering contemplated herein, incurred amounts will be offset against the proceeds of the offering. If the offering is terminated, the deferred offering costs will be expensed. There were no amounts capitalized as of March 31, 2012.

Revenue Recognition. In general, the Company will recognize revenue when (1) concrete evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. The company plans to generate revenue primarily from sale of online advertising presented on its web site. Ads may be either text ads or display ads and are expected to use pay-per-click revenue model.

Advertising Costs. The Company expenses advertising costs as incurred. From the period of inception to the interim period ended March 31, 2012, incurred advertising costs of $37,000 for online advertising through Online Results, LLC which is operated by one of our Directors.

Marketing Research Costs. Marketing research costs are expensed when incurred and are included in marketing expense in the accompanying statements of operations.

Property, Plant and Equipment. The Company does not own any real estate or other properties. From June 15, 2009, office space was provided at no cost to the company by Goldbridge Energy Partners, LLC. We have used an imputed value of $600 per month and in the statement of operations and statement of changes in stockholders’ equity. For the periods ending March 31, 2012 and 2011, imputed rent was $0.00 and $1,800, respectively. As of October 1, 2011, the Company leased office space in Austin, Texas and for the interim period ended March 31, 2012 incurred a rental expense of $916.

Website and Software Development Costs. The company capitalizes its costs to develop its website and internal use software. When preliminary development efforts are successfully completed, and management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended, such costs are amortized on a straight-line basis over the estimated use of the useful life of the related asset, which approximates three years. The Company, utilizing guidance as stated in the Statement of Position 98-1, paragraph .38, amortized $84,000 capitalized costs over a period of three years and incurred amortization costs of $7000 for the interim period ending March 31, 2012. Costs incurred prior to meeting these criteria, together with the costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated use of the life of the upgrades.

Stock-Based Compensation. Stock-based compensation expense is measured at the grant date based on the fair value of the award.

Income Taxes. The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of March 31, 2011 and 2012, the Company estimates an accumulated net operating loss (“NOL”) carry forward of approximately $29,267 and $167,712 respectively, resulting in deferred tax assets of approximately $10,243 and $58,699, respectively. The carry forwards, if not utilized, begin to expire in 2031. Because tax laws in the United States limit the time during which an NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. Deferred tax assets are not recognized in the above financial statements since they are contingent. The Company has adopted section 197 of the US Tax Code regarding amortization of capitalized software costs over a period of 15 years and under guidance of the section, incurred tax amortization of $1396 for the interim period ending March 31, 2012.

Recently Issued Accounting Pronouncements. The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect of the financial position or results of operations of the Company.

Note 3: SUBSEQUENT EVENTS.

Subsequent to the interim period ending March 31, 2012, the Securities Exchange Commission approved the S-1 registration statement of the Company on April 2, 2012. The Company subsequently sold 4,730,000 shares of common stock at $0.05 per share in a public offering.

Management has reviewed and evaluated subsequent events through the date of April 30, 2012, which is the date on which the current, included financial statements were issued and available.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this prospectus. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this prospectus.

Overview

iVoiceIdeas delivers collaborative innovation and social networking tools for the development of new ideas. Our service is delivered on the Internet. We focus on the development of new ideas using social networking and collaboration plus crowd sourcing. Our goal is to find the best ideas and solutions available on any subject.

In addition to building a community of ideas, we believe in the creative use of crowdsourcing to solve problems of national and local importance to our users. We deliver unique collaboration tools to allow groups to develop projects and ideas together.

Our goal as a company is not only to create an interesting social environment for ideas, but to be an important place for new ideas to be developed and heard by policy makers at every level and within any organization.

Our primary URL is www.iVoiceIdeas.com.

We serve three primary constituencies:

•	Users. We provide users with tools that stimulate problem solving, innovation, collaboration and the development of solutions to problems of national, and local importance as well as ideas and solutions related to business and community.

•	Advertisers. We will provide advertisers a platform where they can reach our users with information regarding their products and services.

•	Readers. We provide casual readers as well as those seeking the latest trends and solutions to national and local problems a place where they can see what ideas are being rated most highly by our reader and users. Our design is aimed at making the Web site interesting to casual readers while encouraging them to vote on the ideas they feel have the most merit.

We were incorporated in Nevada in 2002.

Plan of Operations

We launched our BETA site in early October 2011. We are a social network, focused on collaborative development of ideas and solutions of interest to users. Our content will be generated by users. These users will also be able to collaborate on ideas and solutions to problems as well as to vote on the ideas they like the best. Ideas with the most votes in each subject category are presented on the home page for greater exposure. We expect the site to focus on the needs of communities as well as on political, social, financial and personal issues of interest to our users.

During the next twelve months, we plan to improve the performance and functionality of our Web site during the BETA phase in preparation for a larger public launch of the Web site after it is redesigned to overcome any issues, problems or opportunities identified during the BETA phase. We have not defined a specific length of time during which we intend to operate in BETA format. We expect that time line to be determined by user response, available funding and the time needed to develop the post-BETA public release version of the Web site. We are seeking to attract a modest user base during BETA so we don’t overload the system before confirming its capacity to handle the growth in traffic. The information we gain from this experience will assist us in developing the full version of the Web site for release in 2012.

Our Web site will be supported by advertising revenue. However, during the BETA phase and early development, we do not expect this income to be substantial because the amount of traffic to the Web site will be small. We estimate that we will need more than two million users in order to attract enough advertising to fully support us financially.

Marketing. We expect to market our functionality on a city-by-city basis as a way to give focus to the initial marketing and as a way to stimulate user interest. As we complete the development of our commercial web site during the BETA phase, we will complete the planning and strategies related to marketing its web sites and functions to key communities to whom we expect to provide the platform needed for rapid growth in users and content. By way of analogy, Facebook uses a marketing strategy of focusing on developing college campuses as cohesive user groups in order to grow its user base rapidly. In a similar way, we expect to use large municipalities as homogeneous groups with shared concerns about issues related to their communities in order to grow our user base. By using this method, we hope to see the same type of rapid growth that was experienced by facebook during its early roll out.

Liquidity and Capital Resources

From inception to date, our only source of cash to fund operations has been from investors through the sale of our securities to them. When we launched the development of the iVoiceIdeas Web site in 2009, we received an initial contribution of share capital of $100,000 from an accredited investor who purchased 10 million shares of common stock at $0.01 per share. These funds were raised under an exemption from registration set forth in Regulation D, 506 and Section 4(2) of the Securities Act. We paid five million shares of common stock to acquire the intellectual property, design and ideas related to our business in June of 2009. At the end of 2010, we received an additional investment from an investor of $20,000 for one million shares of common stock priced at $.02 per share. These funds were raised under an exemption from registration set forth in Regulation D, 506 and Section 4(2) of the Securities Act. We later agreed to repurchase then one million shares from this investor (an unrelated party) for $210,000 so they are no longer issued and outstanding. The shares were sold to this investor on December 28, 2010 for $20,000 and the repurchase of these shares occurred on January 27, 2011. Specifically, the company elected to repurchase these shares at the request of the investor who, for business reasons not related to the company, no longer wanted to be a shareholder. The company did not want to have a reluctant shareholder in the company and, therefore agreed to repurchase the shares. The criteria considered included the expectations of the company for future growth, the importance of continuing the company’s forward momentum without any distractions or delays, and the resources available to the company at the time of the decision. The amount paid to repurchase these shares was determined through an arms length negotiation and with approval of the Board of Directors. Although the repurchase price was higher than the purchase price and the valuation of other equity transactions, the company felt it was in the best interests of the company and its shareholders to repurchase the shares and move on with the development of its social network. In 2011, we agreed to issue five million shares of Class A preferred stock to an investor in exchange for $225,000. In December 2010, we issued 142,500 common shares at a value of $0.05 per share to an investor in exchange for $7,125. These funds were raised under an exemption from registration set forth in Regulation D, 506 and Section 4(2) of the Securities Act. We have issued 20,000 shares for services to various persons who helped with our site design. In August 2011 we issued 600,000 shares of common stock to an investor at $0.05 per share ($30,000). These funds were raised under an exemption from registration set forth in Regulation D, 506 and Section 4(2) of the Securities Act. In October 2011 we raised $40,000 at $0.05 per share and likewise in December we raised an additional $40,000 at $0.05 per share.

 Stock-Based Compensation.    We made stock grants totaling 20,000 shares at valuations determined by our Board of Directors to employees, developers, key personnel and consultants. See, “Critical Accounting Policies and Estimates—Stock-Based Compensation.”

In 2011, we issued a total of 20,000 shares of common stock to seven individuals for services they had provided in helping us develop the concepts for iVoiceIdeas.com.

Subsequent to the end of the period the Company sold 4,730,000 shares of common stock in a public offering at $0.05 per share for $236,500.

As of March 31, 2011, we had cash on hand of $44,983.

As of March 31, 2012, we had cash on hand of $3,788 and had $11,055 in current liabilities and no warrants or options outstanding.

We do not have any long-term liabilities at this time. We have paid for our operating expenses as we progressed toward the BETA launch. We do not currently have any plans to use debt financing because we feel that it increases the financial risk related to the ownership of our common stock. Because social networks are viewed as a growing industry today, we have not had problems raising the capital we needed thus far. However, this could change in the future if the public mood or attitude related to social networks changes in the future.

Capital Resources

Subsequent to the end of the period the Company’s registration statement was declared effective on April 2, 2012. The company sold 4,730,000 shares of common stock for $236,500 under this registrations statement subsequent to the end of the first quarter.

Beyond this, our growth will be affected by the amount of money we can invest in marketing our site to potential new users. If we do not have substantial capital for marketing, our growth will be slower. This is more cash than we have on hand and we expect to use the proceeds of this Offering for this purpose. In addition, we can accelerate the marketing of iVoiceIdeas with additional funds as well as develop additional product offerings we believe will be of interest to our users if we are successful in acquiring additional capital through this offering.

We expect it to be at least 18 months (and maybe longer) before we can grow advertising revenue to the level where we will be cash flow positive. That means we will need investment income from this offering and from other sources to establish ourselves as a successful business during this interim period. Although this is typical of Internet companies, we must continue to acquire capital through the sales of stock in order to sustain operations during this interim period. This may cause additional dilution to investors who purchase shares in this offering if we must sell shares at a lower price at a later date in order to obtain the capital we need to continue to execute on our business plan.

Long-term, we expect our primary source of revenue to be from our advertisers. We are just launching our initial BETA site, so we do not have any advertising revenue during the reporting periods since we were developing our business model and technology. This aspect of our business will need to be developed successfully over the next few years in order for us to succeed on a long-term basis. We do not have any long-term debt or contract obligations.

 Trends in Our Business

Our business has currently launched the Beta version of our first primary Web site. We are accepting our first customers and garnering feedback from them on ways to improve the site’s performance. We expect to incorporate much of this information into future versions of our site before our official launch.

We expect to take 18 to 24 months to grow our user base to where it will support advertising revenue sufficient to pay expenses. We anticipate that we will need to procure additional capital after we complete our Beta launch to cover operating expenses from the time we introduce the next version of the site to the public and when we reach profitability.

Growth and Valuation Model

Social networks have received publicly priced investments recently, which provide a contemporary benchmark on user valuation. The largest of these are Facebook, Groupon and LinkedIn. These companies are much larger than we are, so it is not reliable to make direct comparisons as to user value. However, one valuation metric commonly used in valuing similar companies is the number of users. We cannot predict accurately how fast we will grow nor how much our per user value multiple will be in future periods.

Provision for Income Taxes

The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of March 31, 2011 and March 31, 2012, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $26,267 and $167,712 respectively, resulting in deferred tax assets of approximately $10,243 and $58,699, respectively. The carryforwards, if not utilized, begin to expire in 2031. Because tax laws in the United States limit the time during which an NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. Deferred tax assets are not recognized in the above financial statements since they are contingent. The Company has adopted section 197 of the US Tax Code regarding amortization of capitalized software costs over a period of 15 years and under guidance of the section, incurred tax amortization of $1,396 for the quarter ended March 31, 2012.

Because tax laws in the United States limit the time during which “NOL” and tax credit carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take full advantage of “NOL” and tax credits for federal income tax purposes. Deferred tax assets are not recognized in the above financial statements since they are contingent.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 2 of Notes to Consolidated Financial Statements included in this prospectus.

Off-Balance Sheet Entities

As of the date of this prospectus, we do not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discussfurther below. Our management has reviewed our critical accounting policies and estimates with our board of directors. (See, Note 2 to our Financial Statements.)

Stock Issued and Stock-based Compensation

We have 17,362,500 shares of common stock issued and outstanding as of March 31, 2012 and five million shares of Class A Preferred Stock. We have no options or warrants issued or outstanding. We have 11 shareholders of record prior to the Offering. We are authorized to issue up to 190 million shares of common stock and up to 10 million shares of preferred stock by our articles of incorporation. Subsequent to the end of the period the Company’s registration statement was declared effective by the SEC and the Company conducted it’s initial public offering of registered common stock.

Accounting for Stock-Based Awards to Employees

We have not granted any stock options as of March 31, 2012. In the future, we may grant stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we will apply hindsight to arrive at reassessed values for the shares underlying our options and issued under other transactions. There are two measures of value of our common stock that are relevant to our accounting for equity compensation relating to our compensatory equity grants:

•	The “board-determined value” is the per share value of our common stock determined by our board of directors at the time the board makes an equity grant, taking into account a variety of factors, including our historical and projected financial results, comparisons of comparable companies, risks facing us, as well as the liquidity of the common stock.

•	The “reassessed value” is the per share value of our common stock determined by us in hindsight solely for the purpose of financial accounting for employee stock-based compensation.

We will record deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeds the exercise price of the option. The reassessed values for accounting purposes are determined based on a number of factors and methodologies. One of the significant methods we will use to determine the reassessed values for the shares underlying options is through a comparison of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. We also considered our financial performance and growth. If our revenue and earnings grow it will contributed significantly to the increase in the reassessed values of our shares. We may also retain third party advisors to provide contemporaneous valuation analyses. Please note that these reassessed values are inherently uncertain and highly subjective.

Accounting for Stock-Based Awards to Non-employees

We will measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield. As there has been no public market for our stock, our assumptions about stock-price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock-price volatility should we become a publicly held company.

Effect of Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, Accounting for Multiple Element Revenue Arrangements, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The guidance in Issue 00-21 is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have an impact on our financial statements. See the further discussion in Note 1 of Notes to the Consolidated Financial Statements included as part of this prospectus.

During November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). FIN 45 elaborates on the existing disclosure requirements for a guarantor in its interim and annual financial statements regarding its obligations under guarantees issued. It also clarifies that at the time a guarantee is issued, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees of third party obligations issued or modified after December 31, 2002, and the disclosure requirements apply to such guarantees outstanding at December 31, 2002. We adopted the provisions of FIN 45 at January 1, 2003. The adoption of this Interpretation did not have an impact on our operating results. See further discussion regarding indemnifications in Note 7 to the Notes to the Consolidated Financial Statements included with this prospectus.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51. This Interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specified characteristics. We do not have any variable interest entities.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the effective date of this Prospectus, we expect a market maker to request listing on the OTCBB and OTCQB listing services. We have no agreement with any market maker at this time. We do not expect to face quantitative risk related to changes in currency exchange rates in the next twelve months nor do we face significant risk from changes in interest rates since we do not have any debt instruments. As a publicly traded entity, we may face risks from qualitative and quantitative equity security prices since we will not have control over the price of our common stock as it is traded in the market. If our common equity price is volatile or if our equity is priced too low by the market, it could substantially affect how we are perceived and our ability to raise money in the future from the additional sale of securities either privately or to the public.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Small issuers are exempt from the Sarbanes Oxley requirement to conduct an independent review of internal controls.

As a small company we have some inherent weaknesses in internal controls, such as: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any legal proceedings or lawsuits and management is not aware of any claims or pending litigation related to the business.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase or sell any unregistered securities during the period covered by this report..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

23.03	Auditor’s Consent

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST TITAN CORP.

May 9, 2012	By:	/s/ Maurice Stone
Maurice Stone
President, Principal Executive Officer and Director

May 9, 2012	By:	/s/ Kathy Gilchrist
Secretary, Principal Accounting Officer

