Form 10-Q
period 2012-06-30
iVoiceIdeas, Inc.
filed 2012-08-07
CIK 1536521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of 06/30/12 there were 72,092,500 shares of the issuer’s common stock, par value $0.0001, outstanding.

IVOICEIDEAS, INC.

FORM 10Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

2

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

iVoiceIdeas, Inc.

June 30, 2012

July 22, 2012

The Board of Directors iVoiceIdeas, Inc.

Clay Thomas, P.C.

Certified Public Accountant

I have reviewed the accompanying consolidated balance sheet of iVoiceIdeas, Inc. as of June 30, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period then ended, in accordance with statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of iVoiceIdeas, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles. My review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information contained in the accompanying schedules of sales, cost of sales, and operating expenses is presented for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements and I am not aware of any material modifications that should be made thereto.

Clay Thomas, PC

//s// Clay Thomas

8302 Hausman Road West No. 518

San Antonio, Texas 78249

(210) 908-9536 (office)

(210) 908-9344 (fax)

iVoiceIdeas, Inc.

(A Development Stage Company)

Balance Sheets

For the Six Months ending June 30, 2012 and

For the Year Ending December 31, 2011

(unaudited)

	6 Months	Year
	Ending	Ending
	June 30,	December 31,
	2012	2011
Assets
Current Assets
Cash	75,644	31,104

Total Current Assets	75,644	31,104

Other Assets
Intangible Property	103,500	90,500
Less Accumulated Amortization	(14,000)	(7,000)
Equipment	254
Total Other Assets	89,754	83,500

Total Assets	165,398	114,604

Liabilities and Stockholders' Equity

Liabilities
Accounts Payable	16,055	-
Total Liabilities	16,055	-

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, 0 and 5,000,000 issued and outstanding at 06/30/12 and 12/31/11, respectively.	-	500

Common Stock, $0.0001 par value, 190,000,000 shares authorized, 72,092,500 and 17,362,500 issued and outstanding at 06/30/12 and 12/31/11, respectively.	2,709	1,736

Additional Paid-In Capital	503,916	267,889

Deficit accumulated during the development stage	(357,282)	(155,521)

Total Stockholders' Equity	149,343	114,604
Total Liabilities and Stockholders' Equity	165,398	114,604

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Operations

For the Three Months Ending June 30, 2012 and 2011 and

For the Six Months Ending June 30, 2012 and 2011

and the Period from Inception to June 30, 2012

(unaudited)

					Inception
					to
	3 Months Ending June 30,		6 Months Ending June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue					11,000

Total Revenue	-	-	-	-	11,000

Operating Expense
Design and Development	-	-	-	-	5,632
General and Administrative	162,890	3,322	201,761	7,311	352,650
Total Operating Expense	162,890	3,322	201,761	7,311	358,282

Operating Income (Loss)	(162,890)	(3,322)	(201,761)	(7,311)	(347,282)

Operating Income (Loss) before tax provision (Benefit)	(162,890)	(3,322)	(201,761)	(7,311)	(347,282)
Tax Provision (Benefit)	-	-	-	-

Net Operating Loss	(162,890)	(3,322)	(201,761)	(7,311)	(347,282)

Other Comprehensive Income
Loss on Option					(10,000)
Total Comprehensive Income (Loss)	-	-	-	-	(10,000)

Net Loss	(162,890)	(3,322)	(201,761)	(7,311)	(357,282)

Net Loss per Common Share (Basic)	(0.008)	0.000	(0.010)	(0.003)	(0.027)

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Three Months Ending June 30, 2012 and 2011 and

For the Six Months Ending June 30, 2012 and 2011

and the Period from Inception to June 30, 2012

(unaudited)

			Inception
			to
	6 Months Ending June 30,		June 30,
	2012	2011	2012

Cash Flows From Operating Activities
Net income (loss) from operations	(201,761)	(7,311)	(347,282)
Net gain (loss)	(201,761)	(7,311)	(347,282)
Accounts Payable	16,055		16,055
Imputed Rent		3,600	16,500
Stock Based Compensation		1,000	1,000
Net cash used by operating activities	(185,706)	(2,711)	(313,727)

Cash Flows From Investing Activities
Loss on Investment Option			(10,000)
Capitalized intangible property	(13,000)	(12,750)	(96,375)
Accumulated Amortization	7,000		14,000
Furniture and Equipment	(254)		(254)
Net cash provided (used) by investing activities	(6,254)	(12,750)	(92,629)

Cash Flows From Financing Activities
Common Stock Repurchase		(210,000)	(210,000)
Net proceeds from stock issuance for IP acquisition	-		500
Net proceeds from sale of common stock	236,500		466,500
Net Proceeds from sale of Series A Preferred Stock		225,000	225,000
Net cash provided from financing activities	236,500	15,000	482,000

Net increase (decrease) in cash	44,540	(461)	75,644
Cash, beginning of period	31,104	44,922	-
Cash, end of period	75,644	44,461	75,644

Supplemental Disclosures

Income taxes paid	-	-	-
Cash interest paid	-	-	-

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity

For the Period of Inception through June 30, 2012

(unaudited)

	Series A Preferred		Common Stock		Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Paid-In Capital	Development Stage	Total

Net Loss						(9,578)	(9,578)

Common Stock Issued in Consideration for Acquisition on 06/15/09 ($0.0001 per share)			5,000,000	500			500

Sale of Common Stock 12/01/09 ($0.01 per share)			10,000,000	1,000	99,000		100,000

Additional Paid in Capital					3,900		3,900

Balance at 12/31/09	-	-	15,000,000	1,500	102,900	(9,578)	94,822

Net Income						(38,600)	(38,600)

Additional Paid in Capital					7,200		7,200

Issuance of Common Stock on 12/08/10 and 12/22/10 for Consideration ($0.05 per share)			142,500	15	7,110		7,125

Sale of Common Stock on 12/28/10 ($0.02 per share)			1,000,000	100	19,900		20,000

Balance at 12/31/10	-	-	16,142,500	1,615	137,110	(48,178)	90,547

Net Income						(107,343)	(107,343)

Sale of Series A Preferred Stock on 01/16/11 ($0.045 per share)	5,000,000	500			224,500		225,000

Common stock repurchase on 01/28/11 ($0.21 per share)			(1,000,000)	(100)	(209,900)		(210,000)

Stock-based compensation on 06/15/11 for services rendered ($0.05 per share)			20,000	1	999		1,000

Sale of common stock on 08/10/11 ($0.05 per share)			600,000	60	29,940		30,000

Sale of common stock on 10/11/11 ($0.05 per share)			800,000	80	39,920		40,000

Sale of common Stock on 12/6/11 ($0.05 per share)			800,000	80	39,920		40,000

Additional paid in capital					5,400		5,400

Balance at 12/31/11	5,000,000	500	17,362,500	1,736	267,889	(155,521)	114,604

Net Income						(38,871)	(38,871)

Balance at 03/31/12	5,000,000	500	17,362,500	1,736	267,889	(194,392)	75,733

Net Income						(162,890)	(162,890)

Conversion of Preferred Stock to Common Stock on 5/15/12	(5,000,000)	(500)			(224,500)		(225,000)

Converted Series A Preferred to Common Stock on 5/15/12 at 10:1 Ratio, Par $0.0001			50,000,000	500	224,500		225,000

IPO Sale of Common Stock on 04/30/12 ($0.05 per share)			4,730,000	473	236,027		236,500

Balance at 06/30/12	-	-	72,092,500	2,709	503,916	(357,282)	149,343

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Notes to Financial Statements

(unaudited)

Note 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

iVoiceIdeas, Inc. formerly Ernest Einstein, Inc.; (the “Company”), a Nevada Corporation, was incorporated on April 3, 2002. The Company, a development stage entity, is headquartered in Austin, Texas at Arboretum Great Hills, 9600 Great Hills Trail, Austin, TX 78759. The company currently operates “iVoiceIdeas.com”. The Company’s fiscal year end is December 31.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis. We have prepared our financial statements in accordance with generally accepted accounting principles in the United States of America for financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature.

Development Stage Company. We have prepared our financial statements according to generally accepted accounting policies related to the reports of development stage entities. This includes the disclosure of certain items from inception to date.

Use of Estimates. The preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results could differ from management’s estimates. The financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations and cash flows for the periods reported. Results for these periods may not be indicative of future results.

Unaudited Financial Information. The accompanying interim financial statements are unaudited and reviewed. The unaudited interim financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the interim periods.

Concentrations of Credit Risk. Financial instruments, which could subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with FDIC insured financial institutions in the United States, which management assesses to be of high quality in order to limit exposure of each investment. Cash equivalents consist of highly liquid short-term instruments with original maturities of three months or less at the time of purchase.

Dividends. The Company has not adopted a policy of paying dividends. No dividends have been paid during the periods shown and none are contemplated in the near future.

Earnings per Share. Earnings per share are calculated by dividing the net income available to shareholders by the weighted average of outstanding number of common shares (basic computation). We do not include potential common shares because we still have a loss from operations.

Revenue Recognition. In general, the Company will recognize revenue when (1) concrete evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Advertising Costs. Our policy is to expense advertising costs as they are incurred.

Property, Plant and Equipment. The Company does not own any real estate or other properties. All property employed by the company is used on a leased basis.

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

Income Taxes. The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of June 30, 2011 and 2012, the Company estimates an accumulated net operating loss (“NOL”) carry forward of approximately $30,790 and $330,782 respectively, resulting in deferred tax assets of approximately $10,777 and $115,774, respectively. The carry forwards, if not utilized, begin to expire in 2031. Because tax laws in the United States limit the time during which an NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. Therefore, deferred tax assets are not recognized in the above financial statements since they are contingent. The Company amortizes capitalized software costs over a period of 15 years.

Recently Issued Accounting Pronouncements. The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect of the financial position or results of operations of the Company.

Note 3: SUBSEQUENT EVENTS.

Management has reviewed and evaluated subsequent events through the date of July 30, 2012. There have been no material subsequent events.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

__________________________________

ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to building a community of ideas, we believe in the creative use of crowd sourcing to solve problems of national and local importance to our users. We deliver unique collaboration tools to allow groups to develop projects and ideas together.

Our goal as a company is not only to create an interesting social environment for ideas, but to be an important place for new ideas to be developed and heard by policy makers at every level and within any organization.

Our primary URL is www.iVoiceIdeas.com.

We serve three primary constituencies:

•	Users. We provide users with tools that stimulate problem solving, innovation, collaboration and the development of solutions to problems of national and local importance as well as ideas and solutions related to business and community.

•	Advertisers. We will provide advertisers a platform where they can reach our users with information regarding their products and services.

•	Readers. We provide casual readers as well as those seeking the latest trends and solutions to national and local problems a place where they can see what ideas are being rated most highly by our reader and users. Our design is aimed at making the Web site interesting to casual readers while encouraging them to vote on the ideas they feel have the most merit.

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

In April 2012 we raised $236,500 in a registered public offering at $0.05 per share issuing an additional 4,730,000 shares in that offering.

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

As of June 30, 2011, we had cash on hand of $44,461. As of June 30, 2012, we had cash on hand of $75,644 and had $16,055 in current liabilities and no warrants or options outstanding.

We do not have any debt or long-term liabilities at this time. We have paid for our operating expenses as we progressed toward the BETA launch. We do not currently have any plans to use debt financing because we feel that it increases the financial risk related to the ownership of our common stock. Because social networks are viewed as a growing industry today, we have not had problems raising the capital we needed thus far. However, this could change in the future if the public mood or attitude related to social networks changes in the future.

Capital Resources

During the interim period ending June 30, 2012, the Company raised $236,500 through its initial public offering.

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

We expect it to be at least 18 months (and maybe longer) before we can grow advertising revenue to the level where we will be cash flow positive. That means we will need investment income from this offering and from other sources to establish ourselves as a successful business during this interim period. Although this is typical of Internet companies, we must continue to acquire capital in order to sustain operations.

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

Provision for Income Taxes

The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of June 30, 2011 and June 30, 2012, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $30,790 and $330,782 respectively, resulting in deferred tax assets of approximately $10,777 and $115,774, respectively. The carryforwards, if not utilized, begin to expire in 2031. Because tax laws in the United States limit the time during which an NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. Deferred tax assets are not recognized in the above financial statements since they are contingent. The Company has adopted section 197 of the US Tax Code regarding amortization of capitalized software costs over a period of 15 years and under guidance of the section, incurred tax amortization of $1,396 for the year ended December 31, 2011.

Off-Balance Sheet Entities

As of the date of the period ending June 30, 2012, we do not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. Our management has reviewed our critical accounting policies and estimates with our board of directors. (See, Note 2 to our Financial Statements.)

Stock Issued and Stock-based Compensation

We have 72,092,500 shares of common stock issued and outstanding as of June 30, 2012. We have no options or warrants issued or outstanding. We are authorized to issue up to 190 million shares of common stock and up to 10 million shares of preferred stock by our articles of incorporation.

Accounting for Stock-Based Awards to Employees

We have not granted any stock options as of June 30, 2012. In the future, we may grant stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we will apply hindsight to arrive at reassessed values for the shares underlying our options and issued under other transactions. There are two measures of value of our common stock that are relevant to our accounting for equity compensation relating to our compensatory equity grants:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not purchase or sell any unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

23.03	Auditor’s Consent

31.1	Rule 13(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 1, 2012	By:	//s// Maurice Stone
Maurice Stone, Principal Executive Officer and Director

August 1, 2012	By:	//s// Kathy Gilchrist
Secretary, Principal Accounting Officer

