Form 10-Q
period 2012-09-30
iVoiceIdeas, Inc.
filed 2012-11-14
CIK 1536521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of 9/30/12 there were 72,092,500 shares of the issuer’s common stock, par value $0.0001, outstanding.

IVOICEIDEAS, INC.

FORM 10Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

2

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

iVoiceIdeas, Inc.

(A Development Stage Company)

Balance Sheets

For the Nine Months ending Sept 30, 2012 and

For the Year Ending December 31, 2011

(unaudited)

	9 Months	Year
	ending	ending
	Sept 30,	December 31,
	2012	2011
Assets
Current Assets
Cash	15,719	31,104

Total Current Assets	15,719	31,104

Other Assets
Intangible Property	103,500	90,500
Less Accumulated Amortization	(22,625)	(7,000)
Equipment	254
Total Other Assets	81,129	83,500

Total Assets	96,849	114,604

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	1,055	-
Total Current Liabilities	1,055	-

Long Term Liabilities
Notes Payable	15,000	-
Interest Payable	286	-
Total Long Term Liabilities	15,286	-

Total Liabilities	16,341	-

Stockholders' Equity
Series A Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, zero and 5,000,000 issued and outstanding at 09/30/12 and 12/31/11, respectively.	-	500

Common Stock, $0.0001 par value, 190,000,000 shares authorized, 72,092,500 and 17,362,500 issued and outstanding at 09/30/12 and 12/31/11, respectively.	2,709	1,736

Additional Paid-In Capital	503,916	267,889

Deficit accumulated during the development stage	(426,117)	(155,521)

Total Stockholders' Equity	80,508	114,604

Total Liabilities and Stockholders' Equity	96,849	114,604

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Operations

For the Three Months Ending Sept 30, 2012 and 2011 and

For the Nine Months Ending Sept 30, 2012 and 2011

and the Period from Inception to Sept 30, 2012

(unaudited)

					Inception
					to
	3 Months Ending Sept 30,		9 Months Ending Sept 30,		September 30,
	2012	2011	2012	2011	2012

Revenue					11,000

Total Revenue	-	-	-	-	11,000

Operating Expense
Design and Development	-	-	-	-	5,632
General and Administrative	68,835	12,790	270,596	20,101	421,487
Total Operating Expense	68,835	12,790	270,596	20,101	427,119

Operating Income (Loss)	(68,835)	(12,790)	(270,596)	(20,101)	(416,119)

Operating Income (Loss) before tax provision (Benefit)	(68,835)	(12,790)	(270,596)	(20,101)	(416,119)
Tax Provision (Benefit)	-	-	-	-

Net Operating Loss	(68,835)	(12,790)	(270,596)	(20,101)	(416,119)

Other Comprehensive Income
Interest Income					2
Loss on Option					(10,000)
Total Comprehensive Income (Loss)	-	-	-	-	(9,998)

Net Loss	(68,835)	(12,790)	(270,596)	(20,101)	(426,117)

Net Loss per Common Share (Basic)	(0.001)	(0.001)	(0.007)	(0.001)	(0.010)

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ending Sept 30, 2012 and 2011

and the Period from Inception to Sept 30, 2012

(unaudited)

			Inception to
	9 Months Ending Sept 30,		Sept 30,
	2012	2011	2012

Cash Flows From Operating Activities
Net income (loss)	(270,596)	(20,101)	(426,117)
Adjustments to reconcile net income to net cash used by operation activities:
Accounts Payable	1,055		1,055
Interest Payable	286		286
Imputed Rent		5,400	16,500
Amortization Expense	15,625		22,625
Stock Based Compensation		1,000	1,000
Net cash used by operating activities	(253,630)	(13,701)	(384,651)

Cash Flows From Investing Activities
Option Purchase			10,000
Loss on Option			(10,000)
Capitalized intangible property	(13,000)	(38,375)	(96,375)
Furniture and Equipment	(254)		(254)
Net cash provided (used) by investing activities	(13,254)	(38,375)	(96,629)

Cash Flows From Financing Activities
Common Stock Repurchase		(210,000)	(210,000)
Net proceeds from stock issuance for IP acquisition	-		500
Net proceeds from sale of common stock	236,500	30,000	466,500
Net Proceeds from sale of Series A Preferred Stock		225,000	225,000
Issuance of Debt	15,000		15,000
Net cash provided from financing activities	251,500	45,000	497,000

Net increase (decrease) in cash	(15,385)	(7,076)	15,719
Cash, beginning of period	31,104	44,922	-
Cash, end of period	15,719	37,846	15,719

Supplemental Disclosures

Income taxes paid	-	-	-
Cash interest paid	-	-	-

The accompanying notes are an integral part of the financial statements

iVoiceIdeas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity

For the Period of Inception through Sept 30, 2012

(unaudited)

	Series A Preferred		Common Stock		Additional	Accumulated Deficit
	Shares	Amount	Shares	Amount	Paid-In Capital	Development Stage	Total

Net Loss						(9,578)	(9,578)

Common Stock Issued in Consideration for Acquisition on 06/15/09 ($0.0001 per share)			5,000,000	500			500

Sale of Common Stock 12/01/09 ($0.01 per share)			10,000,000	1,000	99,000		100,000

Additional Paid in Capital					3,900		3,900

Balance at 12/31/09	-	-	15,000,000	1,500	102,900	(9,578)	94,822

Net Income						(38,600)	(38,600)

Additional Paid in Capital					7,200		7,200

Issuance of Common Stock on 12/08/10 and 12/22/10 for Consideration ($0.05per share)			142,500	15	7,110		7,125

Sale of Common Stock on 12/28/10 ($0.02 per share)			1,000,000	100	19,900		20,000

Balance at 12/31/10	-	-	16,142,500	1,615	137,110	(48,178)	90,547

Net Income						(107,343)	(107,343)

Sale of Series A Preferred Stock on 01/16/11 ($0.045 per share)	5,000,000	500			224,500		225,000

Common stock repurchase on 01/28/11 ($0.21 per share)			(1,000,000)	(100)	(209,900)		(210,000)

Stock-based compensation on 06/15/11 for services rendered ($0.05 per share)			20,000	1	999		1,000

Sale of common stock on 08/10/11 ($0.05 per share)			600,000	60	29,940		30,000

Sale of common stock on 10/11/11 ($0.05 per share)			800,000	80	39,920		40,000

Sale of common Stock on 12/6/11 ($0.05 per share)			800,000	80	39,920		40,000

Additional paid in capital					5,400		5,400

Balance at 12/31/11	5,000,000	500	17,362,500	1,736	267,889	(155,521)	114,604

Net Income						(270,596)	(270,596)

Conversion of Preferred Stock to Common Stock on 5/15/12	(5,000,000)	(500)			(224,500)		(225,000)

Converted Series A Preferred to Common Stock on 5/15/12 at 10:1 ratio, Par $0.0001			50,000,000	500	224,500		225,000

IPO Sale of Common Stock on 04/30/12 ($0.05 per share)			4,730,000	473	236,027		236,500

Balance at 09/30/12	-	-	72,092,500	2,709	503,916	(426,117)	80,508

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

Income Taxes. The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of September 30, 2011 and 2012, the Company estimates an accumulated net operating loss (“NOL”) carry forward of approximately $68,279 and $426,117 respectively, resulting in deferred tax assets of approximately $23,998 and $149,141, respectively. The carry forwards, if not utilized, begin to expire in 2031. Because tax laws in the United States limit the time during which an NOL and tax credit carry forwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. Therefore, deferred tax assets are not recognized in the above financial statements since they are contingent.

Recently Issued Accounting Pronouncements. The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect of the financial position or results of operations of the Company.

Note 3: SUBSEQUENT EVENTS.

Management has reviewed and evaluated subsequent events through the date of November 10, 2012. There have been no material subsequent events.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

As of September 30, 2011, we had cash on hand of $37,846. As of September 30, 2012, we had cash on hand of $15,719 and had $1,055 in current liabilities and no warrants or options outstanding.

We have $15,286 long-term liabilities at this time. We have paid for our operating expenses as we progressed toward the BETA launch. We do not currently have any plans to use debt financing because we feel that it increases the financial risk related to the ownership of our common stock. Because social networks are viewed as a growing industry today, we have not had problems raising the capital we needed thus far. However, this could change in the future if the public mood or attitude related to social networks changes in the future.

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

Provision for Income Taxes

The Company has incurred losses since inception and therefore, has not been subject to payment of federal income taxes. As of September 30, 2011 and September 30, 2012, the Company estimates an accumulated net operating loss (“NOL”) carryforward of approximately $68,279 and $426,117 respectively, resulting in deferred tax assets of approximately $23,898 and $149,141, respectively. The carryforwards, if not utilized, begin to expire in 2031. Because tax laws in the United States limit the time during which an NOL and tax credit carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take full advantage of NOL and tax credits for federal income tax purposes. Deferred tax assets are not recognized in the above financial statements since they are contingent. The Company has adopted section 197 of the US Tax Code regarding amortization of capitalized software costs over a period of 15 years and under guidance of the section, incurred tax amortization of $1,396 for the year ended December 31, 2011.

Off-Balance Sheet Entities

As of the date of the period ending September 30, 2012, we do not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Stock Issued and Stock-based Compensation

We have 72,092,500 shares of common stock issued and outstanding as of September 30, 2012. We have no options or warrants issued or outstanding. We are authorized to issue up to 190 million shares of common stock and up to 10 million shares of preferred stock by our articles of incorporation.

Accounting for Stock-Based Awards to Employees

We have not granted any stock options as of September 30, 2012. In the future, we may grant stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we will apply hindsight to arrive at reassessed values for the shares underlying our options and issued under other transactions. There are two measures of value of our common stock that are relevant to our accounting for equity compensation relating to our compensatory equity grants:

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

November 10, 2012	By:	//s// Maurice Stone
Maurice Stone, Principal Executive Officer and Director

November 10, 2012	By:	//s// Kathy Gilchrist
Secretary, Principal Accounting Officer

